Form 10-K
period 2008-12-31
Principal Life Income Fundings Trust 2008-077
filed 2009-03-31
CIK 1443817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-147181-84
Principal Life Income Fundings Trust 2008-077
(by Principal Life Insurance Company as sponsor and depositor)
(Exact name of registrant as specified in its charter)
Principal Life Insurance Company
(Exact name of the depositor as specified in its charter)
Principal Life Insurance Company
(Exact name of sponsor as specified in its charter)

Iowa	42-0127290
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
Principal Life Income Fundings Trust 2008-077
c/o Principal Life Insurance Company, as depositor
711 High Street
Des Moines, Iowa 50392-0001
(515) 247-5111
(Address of principal executive offices)
Registrant’s telephone number, including area code: (515) 247-5111
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INFORMATION PROVIDED PURSUANT TO GENERAL
INSTRUCTION J TO FORM 10-K
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
The assets of Principal Life Income Fundings Trust 2008-077 (the “Trust”) consist of a funding agreement issued by Principal Life Insurance Company (“Principal Life”), as an obligor, and a guarantee issued by Principal Financial Group, Inc. (“PFG”), which fully and unconditionally guarantees the payment obligations of Principal Life under the funding agreement. PFG is subject to the informational requirements of the Securities Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”). You can read and copy any reports or other information PFG files at the SEC public reference room at 100 F. Street N.E., Washington, D.C. 20549. You can also request copies of PFG’s documents upon payment of a duplicating fee, by writing the SEC’s public reference room. You can obtain information regarding the public reference room by calling the SEC at 1-800-SEC-0330. PFG’s filings are available to the public from commercial document retrieval services or over the internet at http://www.sec.gov.
This Form 10-K incorporates by reference PFG’s annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 18, 2009, pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Derivatives (Information Regarding Significant Enhancement Providers).
See Item 1112(b) of Regulation AB above.
Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information).
None.
Item 1117 of Regulation AB. Legal proceedings.
None.
Item 1119 of Regulation AB. Affiliations and certain relationships and related transactions.
Principal Life, the sponsor and depositor, is affiliated with PFG, the credit enhancement provider. See Item 1112(b) of Regulation AB above.
Item 1122 of Regulation AB. Compliance with applicable servicing criteria.
Principal Life (the sponsor and depositor), Citibank, N.A (in its role as indenture trustee, paying agent, registrar, transfer agent and calculation agent) and Bankers Trust Company, N.A. (in its role as custodian) (collectively, the “Servicing Parties”) have been identified as parties participating in the servicing function with respect to the assets held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as Exhibits 33.1, 33.2 and 33.3 to this Form 10-K. Each of the Servicing Parties has provided an attestation report (each an Attestation Report”) by a public accounting firm, which reports are also attached as Exhibits 34.1, 34.2 and 34.3 to this Form 10-K.
The Servicing Report of Principal Life, attached as Exhibit 33.3, and the Attestation Report of Ernst & Young, LLP, attached as Exhibit 34.3, note a material instance of non-compliance with Regulation AB Item 1122(d)(3)(i) with respect to the Platform (as defined in the Exhibits). In some instances, certain distribution reports on Form 10-D included errors regarding (1) the compensation paid to Citibank, N.A., as indenture trustee, (2) the current interest rate on the payment date and (3) the principal amount of the notes on the payment date. The Servicing Reports and Attestation Reports provided by Citibank, N.A. and Bankers Trust, N.A. did not identify any material instance of non-compliance with the servicing criteria as applicable to the respective Servicing Party.
Item 1123 of Regulation AB. Servicer compliance statement.
Citibank, N.A. (in its role as indenture trustee, paying agent, registrar, transfer agent and calculation agent) has completed a servicer compliance statement attached as Exhibit 35.1 to this Form 10-K.
PART I
Item 1B. Unresolved Staff Comments.
None.
PART II
Item 9B. Other Information.
None.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(3) Exhibits. A list of the exhibits filed or incorporated by reference is as follows:

Exhibit 3	Trust Agreement entered into between U.S. Bank Trust National Association, as trustee, and GSS Holdings II, Inc., as trust beneficial owner dated August 29, 2008; incorporated by reference to Exhibit 4.1 to Principal Life’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit 4.1	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank Trust National Association, as trustee, on behalf of the Trust dated September 4, 2008; incorporated by reference to Exhibit 4.1 to Principal Life’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit 4.2	Notes issued by the Trust dated September 4, 2008; incorporated by reference to Exhibit 4.2 to Principal Life’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit 10.1	Form of Expense and Indemnity Agreement by and between Principal Life and U.S. Bank Trust National Association, as trustee (on behalf of itself and each trust); incorporated by reference to Exhibit 10.1 to Registration Statement File Nos. 333-147181 and 333-147181-01, filed on November 20, 2007.

Exhibit 10.2	Funding Agreement issued by Principal Life to the Trust dated September 4, 2008; incorporated by reference to Exhibit 10.1 to Principal Life’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit 10.3	Guarantee issued by Principal Life to the Trust dated September 4, 2008; incorporated by reference to Exhibit 10.2 to Principal Life’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit 31.1	Section 302 Certification.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Citibank, N.A.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Bankers Trust Company, N.A.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of Principal Life Insurance Company

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, accountants for Citibank, N.A.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, accountants for Bankers Trust Company, N.A.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, accountants for Principal Life Insurance Company

Exhibit 35.1	Servicer Compliance Statement

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filling of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL LIFE INSURANCE COMPANY (Depositor)
Date: March 27, 2009	By:	/s/ Dwight N. Soethout
		Name:	Dwight N. Soethout
		Title:	Vice President – Principal Life Insurance Company

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 3	Trust Agreement entered into between U.S. Bank Trust National Association, as trustee, and GSS Holdings II, Inc., as trust beneficial owner dated August 29, 2008; incorporated by reference to Exhibit 4.1 to Principal Life’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit 4.1	Indenture entered into between Citibank, N.A., as indenture trustee, and U.S. Bank Trust National Association, as trustee, on behalf of the Trust dated September 4, 2008incorporated by reference to Exhibit 4.1 to Principal Life’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit 4.2	Notes issued by the Trust dated September 4, 2008; incorporated by reference to Exhibit 4.2 to Principal Life’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit 10.1	Form of Expense and Indemnity Agreement by and between Principal Life and U.S. Bank Trust National Association, as trustee (on behalf of itself and each trust); incorporated by reference to Exhibit 10.1 to Registration Statement File Nos. 333-147181 and 333-147181-01, filed on November 20, 2007.

Exhibit 10.2	Funding Agreement issued by Principal Life to the Trust dated September 4, 2008; incorporated by reference to Exhibit 10.1 to Principal Life’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit 10.3	Guarantee issued by Principal Life to the Trust dated September 4, 2008; incorporated by reference to Exhibit 10.2 to Principal Life’s Current Report on Form 8-K, filed on September 4, 2008.

Exhibit 31.1	Section 302 Certification.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Citibank, N.A.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Bankers Trust Company, N.A.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of Principal Life Insurance Company

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, accountants for Citibank, N.A.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, accountants for Bankers Trust Company, N.A.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, accountants for Principal Life Insurance Company

Exhibit 35.1	Servicer Compliance Statement